Form 10-K
period 1996-12-31
CLASSNOTES TRUST 1995-1 ASSET BACKED SER 1996-2
filed 1997-03-31
CIK 1030326

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM          TO

                                 COMMISSION FILE NUMBER


     THE MONEY STORE INC. (AS REPRESENTATIVE) AND TRANS-WORLD INSURANCE COMPANY D/B/A EDUCAID (AS SELLER) UNDER A SECOND SUPPLEMENTAL SALE AND SERVICING AGREEMENT, DATED AS OF DECEMBER 27, 1996 PROVIDING FOR THE ISSUANCE OF CLASSNOTES TRUST 1995-I (F/K/A EDUCATION ALLIANCE 1995-I), ASSET-BACKED NOTES, SERIES 1996-2

                     THE MONEY STORE INC. AS REPRESENTATIVE
             TRANS-WORLD INSURANCE COMPANY D/B/A EDUCAID AS SELLER
    -----------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                     APPLIED FOR______
   -------------------------             ---------------------
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)


2840 MORRIS AVENUE, UNION, NJ                    07083
---------------------------------------        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES       (ZIP CODE)

                                 908-686-2000
                       ---------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                 WHICH REGISTERED
          -------------------           --------------------------
              NONE                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                               ----------------
                               (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X    NO
                                                 -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. NOT APPLICABLE

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT.   NOT APPLICABLE
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
COMMON STOCK, AS OF DECEMBER 31, 1996.     NOT APPLICABLE

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED FEBRUARY 12, 1996.


                                     PART I
                                     ------

Item 1.   BUSINESS
          --------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

Item 2.   PROPERTIES
          ----------

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20 hereto.

          Reference is made to the Annual Statement attached as Exhibit 13 hereto.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          NONE

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None
                                 PART II
                                 -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the NOTES as of January 31, 1997:  11
                                                                           ----

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20 hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.

                                   PART III
                                   --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following information is furnished as of January 31, 1997 as to each Certificateholder of record of more than 5% of the Certificates:

Title of Class                                 Name and Address         Amount of    % of
                                              of Beneficial Owner        Notes of   Class
                                                                        Beneficial
                                                                          Owner


ClassNotes Trust 1995-1, Asset-Backed    Bankers Trust Company          34,000,000      24
 Notes                                   c/o BT Services Tennessee,
Series 1996-2, Class A-9                 Inc.
                                         Custody Services
                                         648 Grassmere Park Road
                                         Nashville, TN 37211

                                         Boston Safe Deposit & Trust    10,000,000       7
                                         Co.
                                         c/o Mellon Bank N.A.
                                         Three Mellon Bank Center
                                         Room 153-3015
                                         Pittsburgh, PA 15259
                                         Chase Manhattan Bank/Chemical  15,000,000      11
                                         Auto Settle Department
                                         4 New York Plaza, 4th Fl.
                                         New York, NY 10004

                                         French American Banking Corp.  50,000,000      36
                                         200 Liberty, 20th Fl.
                                         New York, NY 10281

                                         Smith Barney Harris Upham &    18,000,000      13
                                         Co., Inc.
                                         c/o ADP Proxy Services
                                         51 Mercedes Way
                                         Edgewood, NY 11717


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)    None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                 PART IV
                                 -------




Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          1. The consolidated financial statements of AMBAC Indemnity Corporation (the surety provider for ClassNotes Trust 1995-I, Series 1996-2) and subsidiaries contained in the annual report on form 8-K for the year ended December 31, 1996 and 1995 which has been filed with the SEC by AMBAC Inc. on March 3, 1997 is hereby incorporated herein by reference.

          2.   Not applicable

          3.   Exhibits
               --------

               13.  Annual Statement

               20.  Annual Compliance Certificate


             (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.




                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of March, 1997.

TRANS-WORLD INSURANCE COMPANY, as Seller



BY: /s/ Marc Turtletaub
   ----------------------------------
  MARC TURTLETAUB
  CHIEF EXECUTIVE OFFICER


BY: /s/ Morton Dear
   ----------------------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT/SECRETARY



BY: /s/ James K. Ransom
    ---------------------------------
  JAMES K. RANSOM
  VICE PRESIDENT/Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and
in the capacities indicated on the       day of March , 1997.



BY: /s/ Alan Turtletaub
   ----------------------------------
  ALAN TURTLETAUB
  EXECUTIVE VICE PRESIDENT
  DIRECTOR


BY: /s/ Marc Turtletaub
   ----------------------------------
  MARC TURTLETAUB
  CHIEF EXECUTIVE OFFICER
  DIRECTOR


BY: /s/ Morton Dear
   ----------------------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT/SECRETARY
  DIRECTOR


BY: /s/ Harry Puglisi
   ----------------------------------
  HARRY PUGLISI
  TREASURER
  DIRECTOR